Form 10QSB
period 2000-03-31
CADDO ENTERPRISES INC
filed 2000-05-15
CIK 1094373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from.................to..................

                        Commission file number 000-29023

                            CADDO ENTERPRISES, INC.
              (Exact name of small business issuer in its charter)


                Nevada                                   98-0210155
--------------------------------------------------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   Incorporation or organization)


   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8177

                              --------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No__X__

         This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                             CADDO ENTERPRISES, INC.

                                      INDEX

Part I - Financial Information

         Item 1.  Financial Statements ....................................    3

         Item 2.  Plan of Operation .......................................    8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K ........................   13

         Signatures .......................................................   14


                                        CADDO ENTERPRISES, INC.
                                     (A Development Stage Company)

                                     Index to Financial Statements

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements*
                                                                                                        Page
                                                                                                        ----

Condensed balance sheet, March 31, 2000 (unaudited) ....................................................   4

Condensed statements of operations for the three months ended March 31, 2000 and
     1999, for the six months ended March 31, 2000 and 1999,
     and from September 23, 1997 (inception) through March 31, 2000 (unaudited) ........................   5

Condensed statements of cash flows for the six months ended March 31, 2000 and 1999,
     and from September 23, 1997 (inception) through March 31, 2000 (unaudited) ........................   6

Notes to condensed financial statements ................................................................   7


*The  accompanying   condensed  financial  statements  are  not  covered  by  an
   Independent Certified Public Accountant's report

Part I. Item 1. Financial Information


                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2000

                                     ASSETS

                                                        TOTAL ASSETS .......................................        $  --
                                                                                                                    =======

              LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES

     Accrued liabilities ...................................................................................            298
                                                                                                                    -------
                                                   TOTAL LIABILITIES .......................................            298
                                                                                                                    -------

SHAREHOLDERS' (DEFICIT)
     Common stock, $.0001 par value, 100,000,000 shares
        authorized, 500,000 shares issued and
        outstanding (See Note B) ...........................................................................             50
     Additional paid in capital ............................................................................          4,806
     Deficit accumulated during the development stage ......................................................         (5,154)
                                                                                                                    -------
                                 TOTAL SHAREHOLDERS' EQUITY (DEFICIT) ......................................           (298)
                                                                                                                    -------
                                                                                                                    $    --
                                                                                                                    =======


                                      See accompanying notes to condensed financial statements


                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                  September 23, 1997
                                                                                                                      (Inception)
                                                 Three Months Ended                    Six Months Ended                  Through
                                         March 31, 2000    March 31, 1999      March 31, 2000    March 31, 1999      March 31, 2000
                                         ----------------  ---------------     ----------------  ---------------    ----------------
COSTS AND EXPENSES
    Legal fees ........................   $     973             $  --              $  1,508             $  --              $  1,706
    Accounting fees ...................         250                --                   250                --                 1,750
    Printing ..........................       1,448                --                 1,448                --                 1,448
    Licenses and fees .................        --                  --                  --                  --                   200
    Stock-based compensation for
         organizational costs (Note B)         --                  --                  --                  --                    50
                                          ---------             ------             --------             ------             --------
                LOSS FROM OPERATIONS ..      (2,671)               --                (3,206)               --                (5,154)
                                          ---------             ------             --------             ------             --------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
    Current tax benefit ...............         508                --                   610                --                   981
    Deferred tax expense ..............        (508)               --                  (610)               --                  (981)
                                          ---------             ------             --------             ------             --------

                            NET LOSS ..   $  (2,671)            $  --              $ (3,206)            $  --              $ (5,154)
                                          =========             =======            ========             =======            ========

    BASIC AND DILUTED
        LOSS PER COMMON SHARE .........   $     *               $    *             $    *               $   *              $    *
                                          =========             =======            ========             =======            ========

    BASIC AND DILUTED WEIGHTED AVERAGE
        COMMON SHARES OUTSTANDING .....     500,000             500,000             500,000             500,000             500,000
                                          =========             =======            ========             =======            ========



      *  Less than .01 per share

            See accompanying notes to condensed financial statements


                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  September 23, 1997
                                                                                                                         (Inception)
                                                                                                Six Months Ended            Through
                                                                                        March 31,         March 31,        March 31,
                                                                                          2000              1999              2000
                                                                                          ----              ----              ----
OPERATING ACTIVITIES
          Net loss .........................................................            $ (3,206)           $--             $(5,154)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B) .............................                --               --                  50
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities ......................              (1,202)            --                 298
                                                                                        --------            ----            -------

                                   NET CASH (USED IN)
                                 OPERATING ACTIVITIES ......................              (4,408)            --              (4,806)
                                                                                        --------            ----            -------

FINANCING ACTIVITIES
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital ......................................               4,408             --               4,806
                                                                                        --------            ----            -------

                                 NET CASH PROVIDED BY
                                 FINANCING ACTIVITIES ......................               4,408             --               4,806
                                                                                        --------            ----            -------

                                 NET CHANGE IN CASH ........................                --               --                --
         Cash, beginning of period .........................................                --               --                --
                                                                                        --------            ----            -------
                                 CASH, END OF PERIOD .......................            $   --              $--             $  --
                                                                                        ========            ====            =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest .....................................................            $   --              $--             $  --
                                                                                        ========            ====            =======
              Income taxes .................................................            $   --              $--             $  --
                                                                                        ========            ====            =======


Non-cash financing activities:
               500,000 shares common stock
                  issued for services ......................................            $   --              $--             $    50
                                                                                        ========            ====            =======


            See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB filed January 11, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on September 23, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended March 31, 2000 the Company incurred legal expense of $973, accounting expense of $250, and printing expense of $1,448. For the six months ended March 31, 2000 the Company incurred legal expense of $1,508, accounting expense of $250, and printing expense of $1,448. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                             CADDO ENTERPRISES, INC.

                                PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the '34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

         Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Company's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

         While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating a transaction, with further assurances that an audited statement would be provided prior to execution of a merger or acquisition agreement. Closing documents will include representations that the value of the assets transferred will not materially differ from the representations included in the closing documents, or the transaction will be voidable.

         Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

         We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds 60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

         We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees. See "Management."

         Our officers and directors may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all the companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Risk Factors - Affiliation With Other "Blank Check" Companies."

General Business Plan

         Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page F-1 of this prospectus. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

         We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

     o    the available technical, financial and managerial resources;

     o    working capital and other financial requirements;

     o    history of operations, if any;

     o    prospects for the future;

     o    nature of present and expected competition;

     o the quality and experience of management services that may be available and the depth of that management;

     o    the potential for further research, development, or exploration;

     o specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;

     o    the potential for growth or expansion;

     o    the potential for profit;

     o the perceived public recognition of acceptance of products, services, or trades;

     o    name identification; and

     o    other relevant factors.



         Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

         Our management, while probably not especially experienced in matters relating to the prospective new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We have no contracts or agreements with any outside consultants and none are contemplated.

         We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict at this time the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

         We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we has no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

         While the actual terms of a transaction that management may not be a party to cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

         As part of the "due diligence" investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our Company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will probably hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although we cannot predict the terms of the agreements, generally the agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the '34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (or 10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Competition

         We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

                                LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

                             CADDO ENTERPRISES, INC.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit No.       Description
         -----------       -----------

         3.1*              Articles of Incorporation

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the
                           Company's Shareholders

         27.1              Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated January 19, 2000, and incorporated herein by this reference.

Reports on Form 8-K

         None

                             CADDO ENTERPRISES, INC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CADDO ENTERPRISES, INC.


Date: May 12, 2000                     By: /s/ Devinder Randhawa
                                           -------------------------------------
                                           Devinder Randhawa, President

                                       By: /s/ Bob Hemmerling
                                           -------------------------------------
                                           Bob Hemmerling, Secretary