Form 10QSB
period 2000-06-30
CADDO ENTERPRISES INC
filed 2000-08-15
CIK 1094373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                         For the quarterly period ended June 30, 2000

[ ] Transition  report pursuant  section 13 or 15(d) of the Securities  Exchange
    Act of 1934
                         For the transition period from...........to............
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

   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___    No X

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                             CADDO ENTERPRISES, INC.


                                      INDEX


Part I-Financial Information

Item 1. Financial Statements.................................................  3

Item 2.Plan of Operation.....................................................  8

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ..................................  13

Signatures..................................................................  15

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements*
                                                                            Page

Condensed balance sheet, June 30, 2000 (unaudited)...........................  3

Condensed statements of operations for the three months ended June 30,
     2000 and 1999,  for the nine months ended June 30, 2000 and 1999, and from  September  23, 1997  (inception)  through June 30, 2000
     (unaudited) ............................................................  4

Condensed  statements of cash flows for the nine months ended June 30,
     2000 and 1999,  and from September 23, 1997  (inception)  through
     June 30, 2000 (unaudited) ..............................................  5

Notes to condensed financial statements .......................................6


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information


                        CADDO ENTERPRISES, INC.
                     (A Development Stage Company)

                        CONDENSED BALANCE SHEET
                              (Unaudited)

                            June 30, 2000

                                ASSETS

                                                   TOTAL ASSETS  $           --
                                                                 ===============
    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
    Accounts payable and accrued liabilities....................           1,013
                                                                 ---------------
                                               TOTAL LIABILITIES $         1,013
                                                                 ---------------

SHAREHOLDERS' (DEFICIT)
    Common stock, $.0001 par value, 100,000,000 shares
       authorized, 500,000 shares issued and
       outstanding (See Note B).................................              50
    Additional paid in capital..................................           5,713
    Deficit accumulated during the development stage............         (6,776)
                                                                 ---------------
                            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (1,013)
                                                                 ---------------
                                                                 $           --
                                                                 ===============


       See accompanying notes to condensed financial statements

                                            CADDO ENTERPRISES, INC.
                                         (A Development Stage Company)

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                                                         September 23, 1997
                                                                                             (Inception)
                                      Three Months Ended            Nine Months Ended          Through
                                 June 30, 2000  June 30, 1999  June 30, 2000  June30, 1999   June 30, 2000
                                 -------------  -------------  -------------  ------------   -------------
COSTS AND EXPENSES
   Legal fees........................$   714      $       -      $   2,222      $       -      $   2,420
   Accounting fees...................    250            375            500          1,125          2,000
   Printing..........................    658              -          2,106              -          2,106
   Licenses and fees.................      -              -              -              -            200
   Stock-based compensation for
        organizational costs (Note B)      -              -              -              -             50
                                     -------      ---------      ---------      ---------      ---------
           LOSS FROM OPERATIONS ..... (1,622)          (375)        (4,828)        (1,125)        (6,776)
                                     -------      ---------      ---------      ---------      ---------
INCOME TAX BENEFIT (EXPENSE) (NOTE C)
   Current tax benefit...............    309             72            214            919          1,290
   Deferred tax expense..............   (309)           (72)          (919)          (214)        (1,290)
                                     -------      ---------      ---------      ---------      ---------
                       NET LOSS .....$(1,622)     $    (375)     $  (4,828)     $  (1,125)     $  (6,776)
                                     =======      =========      =========      =========      =========
   BASIC AND DILUTED
       LOSS PER COMMON SHARE.........$   *        $    *         $   (0.01)     $    *             (0.01)
                                     =======      =========      =========      =========      =========
   BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES OUTSTANDING.....500,000        500,000        500,000        500,000        500,000
                                     =======      =========      =========      =========      =========

  *  Less than .01 per share

                           See accompanying notes to condensed financial statements

                                            CADDO ENTERPRISES, INC.
                                         (A Development Stage Company)

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                             September 23, 1997
                                                                  Nine Months Ended              (Inception)
                                                           -------------------------------         Through
                                                           June 30, 2000     June 30, 1999     June 30, 2000
                                                           -------------     -------------   -----------------
OPERATING ACTIVITIES
          Net loss........................................    $ (4,828)         $ (1,125)         $ (6,776)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B)...........            -                 -                50
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital....................        5,315                 -             5,713
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilitie              (487)            1,125             1,013
                                                              --------          --------          --------

                                       NET CASH (USED IN)
                                     OPERATING ACTIVITIES            -                 -                 -
                                                              --------          --------          --------

INVESTING ACTIVITIES                                                 -                 -                 -
                                                              --------          --------          --------

                                     NET CASH PROVIDED BY
                                     INVESTING ACTIVITIES            -                 -                 -
                                                              --------          --------          --------
FINANCING ACTIVITIES                                                 -                 -                 -
                                                              --------          --------          --------
                                     NET CASH PROVIDED BY
                                     FINANCING ACTIVITIES            -                 -                 -
                                                              --------          --------          --------
                                       NET CHANGE IN CASH            -                 -                 -
         Cash, beginning of period.......................            -                 -                 -
                                                              --------          --------          --------
                                      CASH, END OF PERIOD     $      -          $      -          $      -
                                                              ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest...................................     $      -          $      -          $      -
                                                              ========          ========          ========
              Income taxes...............................     $      -          $      -          $      -
                                                              ========          ========          ========
Non-cash financing activities:
               500,000 shares common stock
                  issued for services....................     $      -          $      -          $     50
                                                              ========          ========          ========

                           See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.
                           (Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB on January 11, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on September 23, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended June 30, 2000 the Company incurred legal expense of $714, accounting expense of $250, and printing expense of $658. For the nine months ended June 30, 2000 the Company incurred legal expense of $2,222, accounting expense of $500, and printing expense of $2,106. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

         We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees. See "Management."
                                       8

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

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the '34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the Company's
                           Shareholders

         27.1 Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

Reports on Form 8-K

        None

                             CADDO ENTERPRISES, INC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CADDO ENTERPRISES, INC.

Date: August 10, 2000                       By: /s/ Devinder Randhawa
                                                --------------------------------
                                                    Devinder Randhawa, President

                                                By: /s/ Bob Hemmerling
                                                --------------------------------
                                                    Bob Hemmerling, Secretary