Form 10QSB
period 2000-12-31
CADDO ENTERPRISES INC
filed 2001-02-14
CIK 1094373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

[x]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from...........to............
     Commission file number 000-29023

                             CADDO ENTERPRISES, INC.
              (Exact name of small business issuer in its charter)

               NEVADA                                            98-0210155
    ------------------------------------------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     Incorporation or organization)

   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                             CADDO ENTERPRISES, INC.


                                      INDEX


Part I-Financial Information

               Item 1.  Financial Statements...............................3

               Item 2.  Plan of Operation..................................8

Part II-Other Information

               Item 6.  Exhibits and Reports on Form 8-K .................14

               Signatures.................................................15

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                          Index to Financial Statements


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements*
                                                                      Page

Condensed balance sheet, December 31, 2000 (unaudited)..................4

Condensed statements of operations for the three months ended
     December 31, 2000 and 1999, and from September 19, 1997
    (inception) through December 31, 2000 (unaudited) ..................5

Condensed statements of cash flows for the three months ended
     December 31, 2000 and 1999, and from September 19, 1997
     (inception) through December 31, 2000 (unaudited) .................6

Notes to condensed financial statements.................................7


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I.  Item 1.  Financial Information


                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                December 31, 2000

                                     ASSETS

                                                        TOTAL ASSETS $        -
                                                                    ===========
                 LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable.............................................. $        -
      Accrued liabilities...........................................      1,750
                                                                    -----------
                                                   TOTAL LIABILITIES      1,750
                                                                    -----------

SHAREHOLDERS' (DEFICIT)
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding
         (See Note B)...............................................         50
      Additional paid-in capital....................................      8,453
      Deficit accumulated during the development stage..............    (10,253)
                                                                    -----------
                                       TOTAL SHAREHOLDERS' (DEFICIT)     (1,750)
                                                                    -----------
                                                                    $         -
                                                                    ===========



       See accompanying notes to condensed financial statements

                                       CADDO ENTERPRISES, INC.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                       September 19, 1997
                                                                                           (inception)
                                                           Three Months Ended               Through
                                                       December 31,   December 31,        December 31,
                                                           2000           1999               2000
                                                       ----------     ----------          ----------
COSTS AND EXPENSES
    Legal fees.........................................$    6,690     $      535          $   10,215
    Accounting fees....................................       250              -               3,750
    Printing...........................................         -              -               2,616
    Licenses and fees..................................        53              -                 453
    Stock-based compensation for
         organizational costs (Note B).................         -              -                  50
                                                       ----------     ----------          ----------
                              LOSS FROM OPERATIONS         (6,993)          (535)            (17,084)
                                                       ----------     ----------          ----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
    Current tax benefit................................     1,331            102               3,252
    Deferred tax expense...............................    (1,331)          (102)             (3,252)
                                                       ----------     ----------          ----------

                                          NET LOSS     $   (6,933)    $     (535)         $  (17,084)
                                                       ==========     ==========          ==========

    BASIC AND DILUTED
       LOSS PER COMMON SHARE...........................$    (0.01)         *              $    (0.03)
                                                       ==========     ==========          ==========

    BASIC AND DILUTED WEIGHTED AVERAGE
       COMMON SHARES OUTSTANDING.......................   500,000        500,000             500,000
                                                       ==========     ==========          ==========


*   less than .01 per share


            See accompanying notes to condensed financial statements

                                       CADDO ENTERPRISES, INC.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                       September 19, 1997
                                                                                          (inception)
                                                           Three Months Ended              Through
                                                               December 31,               December 31,
                                                           2000         1999                 2000
                                                       ----------     ----------          ----------
Net cash used in operating activities..................$        -     $        -          $   (8,453)
                                                       ----------     ----------          ----------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital....................         -              -               8,453
                                                       ----------     ----------          ----------
Net cash provided by financing activities..............         -              -               8,453
                                                       ----------     ----------          ----------

                                   Net change in cash           -              -                   -
Cash, beginning of period..............................         -              -                   -
                                                       ----------     ----------          ----------

                                  Cash, end of period  $        -     $        -          $        -
                                                       ==========     ==========          ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest.........................................$        -     $        -          $        -
                                                       ==========     ==========          ==========
      Income taxes.....................................$        -     $        -          $        -
                                                       ==========     ==========          ==========

Non-cash financing transactions:
      500,000 shares common stock
         issued for services...........................$        -     $        -          $       50
                                                       ==========     ==========          ==========



                      See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2000 as filed in its Form 10-KSB on January 12, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on September 23, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 2000 the Company incurred legal expense of $6,690, accounting expense of $250, and licenses and fees of $53. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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


SB-2 Filing

     On November 8, 2000, we filed a Form SB-2 (File No. 333-49510) for the purpose of raising $200,000. The funds will be use to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering will be conducted under Rule 419.

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

                             CADDO ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         Exhibit No.     Description
         ----------      -----------

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



                                        CADDO ENTERPRISES, INC.



Date: February 13, 2001                 By: /s/ Devinder Randhawa
                                            ---------------------------------
                                            Devinder Randhawa, President


                                        By: /s/ Bob Hemmerling
                                            ---------------------------------
                                            Bob Hemmerling, Secretary