Form 10QSB
period 2001-03-31
CADDO ENTERPRISES INC
filed 2001-05-09
CIK 1094373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from...........to............
     Commission file number 000-29023

                             CADDO ENTERPRISES, INC.
              (Exact name of small business issuer in its charter)

      NEVADA                                                          98-0210155
      --------------------------------------------------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      Incorporation or organization)

      Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
      --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                             CADDO ENTERPRISES, INC.


                                      INDEX


Part I-Financial Information

Item 1.  Financial Statements................................................3

Item 2.  Plan of Operation...................................................7

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ..................................13

Signatures..................................................................14

Part I. Item 1. Financial Information
-------------------------------------

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001

                                     ASSETS

                                                    TOTAL ASSETS $            -
                                                                ================

                         LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable and accrued liabilities.................. $          500
                                                                ----------------
                                               TOTAL LIABILITIES            500
                                                                ----------------

SHAREHOLDERS' (DEFICIT) (Note B):
      Common stock..............................................             50
      Additional paid-in capital................................         28,320
      Deficit accumulated during the development stage..........        (28,870)
                                                                ----------------
                                   TOTAL SHAREHOLDERS' (DEFICIT)           (500)
                                                                ----------------

                                                                 $            -
                                                                ================



            See accompanying notes to condensed financial statements

                                                   CADDO ENTERPRISES, INC.
                                                (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                                                                            September 19,
                                                                                                                 1997
                                                                                                             (inception)
                                                      Three Months Ended            Six Months Ended           Through
                                                 ----------------------------- ----------------------------
                                                   March 31,      March 31,     March 31,      March 31,      March 21,
                                                     2001           2000           2001          2000            2001
                                                 -------------- -------------- ------------- -------------- ---------------

COSTS AND EXPENSES
    Legal fees................................... $     12,072   $        973    $   18,762    $     1,508    $     21,698
    Accounting fees..............................          250            250           500            250           4,000
    Printing.....................................            -          1,448             -          1,448           2,869
    Licenses and fees............................            -              -            53              -             253
    Stock-based compensation for
         organizational costs (Note B)...........            -              -             -              -              50
                                                 -------------- -------------- ------------- -------------- ---------------
                            LOSS FROM OPERATIONS       (12,322)        (2,671)      (19,315)        (3,206)        (28,870)
                                                 -------------- -------------- ------------- -------------- ---------------

INCOME TAXES (Note C)............................            -              -             -              -               -
                                                 -------------- -------------- ------------- -------------- ---------------

                                        NET LOSS  $    (12,322)  $     (2,671)   $  (19,315)   $    (3,206)   $    (28,870)
                                                 ============== ============== ============= ============== ===============

BASIC AND DILUTED
    LOSS PER COMMON SHARE........................ $      (0.$2)  $          *    $    (0.04)   $         *
                                                 ============== ============== ============= ==============

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING....................      500,000        500,000       500,000        500,000
                                                 ============== ============== ============= ==============


*   Less than .01 per share


            See accompanying notes to condensed financial statements

                                              CADDO ENTERPRISES, INC.
                                           (A Development Stage Company)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                 September 19,
                                                                                                      1997
                                                                                                  (inception)
                                                                Three Months Ended                  Through
                                                                   December 31,                     March 31,
                                                      ---------------------------------------
                                                             2001                2000                 2001
                                                      ------------------- -------------------  -------------------

Net cash used in operating activities................   $        (20,315)   $        (4,408)   $         (28,320)
                                                      ------------------- -------------------  -------------------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital..................             20,315              4,408               28,320
                                                      ------------------- -------------------  -------------------
Net cash provided by financing activities............             20,315              4,408               28,320
                                                      ------------------- -------------------  -------------------


                                   Net change in cash                  -                  -                    -
Cash, beginning of period............................                  -                  -                    -
                                                      ------------------- -------------------  -------------------

                                  Cash, end of period   $              -    $             -    $               -
                                                      =================== ===================  ===================


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
      Interest.......................................   $              -    $             -    $               -
                                                      =================== ===================  ===================
      Income taxes...................................   $              -    $             -    $               -
                                                      =================== ===================  ===================

      Non-cash financing transactions:
         500,000 shares common stock
            issued for services......................   $              -    $             -    $              50
                                                      =================== ===================  ===================


            See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2000 as filed in its Form 10-KSB on January 12, 2001 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on September 19, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. During the six months ended March 31, 2001, the affiliate paid expenses totaling $20,315, which increased the Company's additional paid-in capital from $8,005 at September 30, 2000 to $28,320 at March 31, 2001.

During the six months ended March 31, 2001, the Company incurred legal expense of $18,762, accounting expense of $500, and licenses and fees of $53. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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


                                                CADDO ENTERPRISES, INC.



Date: May 8, 2001                          By: /s/Devinder Randhawa
                                              ----------------------------------
                                                Devinder Randhawa, President


                                            By: /s/ Bob Hemmerling
                                              ----------------------------------
                                                Bob Hemmerling, Secretary