Form 10QSB
period 2001-12-31
CADDO ENTERPRISES INC
filed 2002-02-12
CIK 1094373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                        Commission file Number: 000-29023

                             CADDO ENTERPRISES INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0210155
                     (I.R.S. Employer Identification Number)

                           104 - 1456 St. Paul Street
                       Kelowna, British Columbia, V1Y 2E6
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                December 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                             CADDO ENTERPRISES INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet as of December 31, 2001                F-1

                   Statement of Operations for the period ended
                   December 31, 2001                                    F-2

                   Statements of Cash Flows for the period ended
                   December 31, 2001                                    F-3

                   Notes to Consolidated Financial Statements           F-4

         Item 2    Plan of Operation                                      5

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                      9

         Item 2    Changes in Securities                                  9

         Item 3    Defaults Upon Senior Securities                        9

         Item 4    Submission of Matters to a Vote of Security Holders   10

         Item 5    Other Information                                     10

         Item 6    Exhibits and Reports on Form 8K                       10


         SIGNATURES                                                      10

                             CADDO ENTERPRISES, INC.

                             Condensed Balance Sheet

                                December 31, 2001
                                   (Unaudited)

                                     ASSETS

Deferred offering costs ............................................   $ 16,636
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable .............................................   $  4,133
      Accrued liabilities ..........................................      1,750
                                                                       --------
                                                   Total liabilities      5,883
                                                                       --------

Shareholders' equity:
      Common stock .................................................         50
      Additional paid-in capital (Note B) ..........................     30,960
      Retained deficit .............................................    (20,258)
                                                                       --------
                                          Total shareholders' equity     10,752
                                                                       --------

                                                                       $ 16,636
                                                                       ========

On Behalf of the Board of Directors:

/s/Laurie deBoer
-----------------------
Laurie deBoer, Director

            See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                  ----------------------
                                                    2001         2000
                                                  ---------    ---------
      Total general and administrative expenses   $   1,656    $   6,993
                                                  ---------    ---------
                                 Operating loss      (1,656)      (6,993)
                                                  ---------    ---------

Income taxes (Note C) .........................        --           --
                                                  ---------    ---------

                                       Net loss   $  (1,656)   $  (6,993)
                                                  =========    =========


Basic and diluted loss per common share .......   $   (0.00)   $   (0.01)
                                                  =========    =========

Basic and diluted weighted average common
     shares outstanding .......................     500,000      500,000
                                                  =========    =========



            See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        --------------------
                                                         2001          2000
                                                        -------      -------
                Net cash used in operating activities   $  --        $(5,243)
                                                        -------      -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital .................      --          5,243
                                                        -------      -------
            Net cash provided by financing activities      --          5,243
                                                        -------      -------

Net change in cash ..................................      --           --
Cash, beginning of period ...........................      --           --
                                                        -------      -------

                                  Cash, end of period   $  --        $  --
                                                        =======      =======


Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
         Interest ...................................   $  --        $  --
                                                        =======      =======
         Income taxes ...............................   $  --        $  --
                                                        =======      =======



            See accompanying notes to condensed financial statements

                             CADDO ENTERPRISES, INC.
                     Notes To Condensed Financial Statements
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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


NOTE B: RELATED PARTY TRANSACTIONS

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three months ended December 31, 2001 and 2000, R.D. Capital made payments to vendors totaling $0 and $5,243, respectively, on behalf of the Company. Through December 31, 2001, R.D. Capital has contributed capital totaling $30,960.


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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

General Business Plan
---------------------

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

-    the available technical, financial and managerial resources;

-    working capital and other financial requirements;

-    history of operations, if any;

-    prospects for the future;

-    nature of present and expected competition;

- the quality and experience of management services that may be available and the depth of that management;

-    the potential for further research, development, or exploration;

- specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;

-    the potential for growth or expansion;

-    the potential for profit;

- the perceived public recognition of acceptance of products, services, or trades;

-    name identification; and

-    other relevant factors.

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

SB-2 Filing
-----------

On November 8, 2000, we filed a Form SB-2 (File No. 333-49510) for the purpose of raising $200,000. The funds will be use to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering will be conducted under Rule 419.

Acquisition of Opportunities
----------------------------

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

Competition
-----------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

          None

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3 DEFAULTS UPON SENIOR SECURITIES

          None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          (a)  We held an annual general meeting on December 21, 2001.

          (b) Mr. Dev Randhawa and Mr. Robert Hemmerling were re-elected the directors of our company.

          (c) The first matter which was voted on at our annual general meeting was the election of directors. 500,000 votes received were cast for and zero votes were received against the election of Mr. Dev Randhawa and Mr. Robert Hemmerling as directors of the Company.

               The second matter which was voted on at our annual general meeting was the election of auditors. 500,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey as our auditors for the fiscal year ending September 30, 2002.

          (d)  Not applicable.

Item 5 OTHER INFORMATION

          None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                    None

          (b)  Reports on Form 8-K

                    The Company filed a Form 8K on December 26, 2001 and a Form 8K/A on December 27, 2001 with respect to the change of its directors.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CADDO ENTERPRISES INC.


Dated:  February 11, 2002           Per:    /s/Laurie deBoer
                                            ---------------------------------
                                            Laurie deBoer,
                                            Secretary, Treasurer and Director