Form 10QSB
period 2002-03-31
CADDO ENTERPRISES INC
filed 2002-05-16
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to___________

Commission file number 000-29023

CADDO ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class outstanding as of March 31, 2002, Common Stock, $0.0001: 500,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The following interim unaudited financial statements for the period ended March 31, 2002, have been prepared by the Company.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 IBM Tower 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax:	(604)662-8899 (604)662-8809

_____________________________________________________________________________

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Caddo Enterprises, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheet of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of March 31, 2002, and the Statement of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders' Equity for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
May 2, 2002

(A Nevada Corporation)
(A Development Stage Company)
Balance Sheets
March 31, 2002 and March 31, 2001
(In US Dollars)
(Unaudited)

	2002	2001
Assets		
Current Assets		
Prepaid expenses	$ 5,000	$ --
Deferred offering costs	10,753	--
	$ 15,753	$ --
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 2,800	$ 500
Due to related party (note 3)	14,997	--
	17,797	500
Stockholders' Equity		
Capital stock (note 4)		
Authorized		
100,000,000 common shares at $0.0001 par value		
Issued		
500,000 common shares	50	50
Additional paid in capital	30,960	28,320
	31,010	28,370
Deficit, accumulated during the development stage (note 2)	(33,054)	(28,870)
	(2,044)	(500)
	$ 15,753	$ --

Approved on behalf of the board:

" *Qing Chuan Yang* , Director

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 23, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP).

Development stage company

The accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises".

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

Net profit per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at May 2, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

Foreign currency translation

The accounts of the Company are translated into US Dollars on the following basis:

-current assets and liabilities at the rate of exchange in effect at the balance sheet date

-deferred exploration costs and general and administration expenses at the average rate in effect during the period

-non-current assets and liabilities at rates prevailing when the transaction occurred

-exchange gains or losses on conversion are included with net interest income.

The effect of exchange rate changes on cash balances forms part of the reconciliation of change in cash and cash equivalents during the period.

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the current year, the Company performed a review of its revenue recognition policies and determined that it is in compliance with SAB 101.

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Note 3. RELATED PARTY TRANSACTIONS

The Company does not maintain a checking bank account and expenses incurred by the Company have historically been paid by an affiliate. Before the Change in Control of the Company on February 15, 2002, expenses paid by the affiliate on behalf of the Company totaling $30,960 were recorded as additional paid-in capital.

The amount of $14,997 as at March 31, 2002 is due to a related party, Mr. Qing Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4. CAPITAL STOCK

    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.
    Issued and outstanding common shares as at March 31, 2002, are as follows:

Note 5. INCOME TAXES

There is a loss of $33,054 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 6. FINANCIAL INSTUMENTS

The Company's financial instruments consist of prepaid expenses, accounts payable and accrued and due to related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14. PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qing Chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operations

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

On February 15, 2002, a change of control of the Company was effected, whereby a Share Purchase Agreement was entered into between Rd Capital Inc. (the "Vendor" and "Agent for the Shareholders") and Qing Chuan Yang (the "Purchaser") whereby the Purchaser purchased 500,000 common shares of the Company for a total price of US$230,000 (the "Purchase Price") from Gary Henry, Laurie De Boer, David Ward, Scott Mundell, Richard Newbury, Phil Morehouse, Ron Schlitt, Gurbakash Randhawa, Brahm Capital Ltd. and Dev Randhawa (collectively the "Shareholders"). The 500,000 common shares acquired by the Purchaser represents 100% of the Company's total issued and outstanding share capital. The Purchase Price to be paid for the shares is as follows:

  Cdn $180,000 (converted to US $113,208) was paid on February 1, 2002;

  Cdn $26,790.57 (converted to US $16,842) was paid on February 25, 2002; and

  US $100,000 shall be paid within 10 days from the date that the Company's Common Shares are traded on the OTC Bulletin Board.

As a result of the change of control of the Company, on February 15, 2002, Gary Henry, Chairman and President and Laurie De Boer, Director, Secretary and Treasurer tendered their resignations, which were accepted. Neither director had a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Qing Chuan Yang, who would serve as President, Secretary and Treasurer was elected by unanimous consent. His election will be approved by shareholders at the next annual general meeting.

We have no full time employees. We do not expect any significant changes in the number of employees.

Our officers and directors may become involved with other companies who have a business similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

On November 8, 2000, the previous Board of Directors of the Company filed a Form SB-2 (File No. 333-49510) for the purpose of raising $200,000. At the present time, the now Board of Directors of the Company has decided to withdraw this Form SB-2, and a letter has been sent to the Securities and Exchange Commission stating this fact.

General Business Plan

We are seeking to investigate and, if investigation warrants, acquire an interest in business opportunities presented to us by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business industry, or geographic location and we may participate in a business venture of virtually any kind or nature. This discussion of proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We are seeking a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. At present we propose to acquire a suitable high tech company. Our President and director of the Company is negotiating with several high tech companies in China as potential acquisitions for the Company. No agreement however has been entered into.

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

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating a transaction with further assurances that an audited statement would be provided prior to execution of a merger or acquisition agreement. Closing documents will include representations that the value of the assets transferred will not materially differ from the representations included in the closing documents, or the transaction will be voidable.

Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal. and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

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

We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, Management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's or 10-QSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include provided audited financial statements to be included with numerous filings relevant to complying with the '34 Act.

Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of any statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of a new business opportunity will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, Management will consider:

-the available technical, financial and managerial resources;

-working capital and other financial requirements;

-history of operations, if any;

-prospects for the future;

-nature of present and expected competition;

-the quality of and experience of management services that may be available and the depth of that management;

-the potential for further research, development, or exploration;

-the potential for profit;

-the perceived public recognition of acceptance of products, services, or trades;

-name identification; and

-other relevant factors

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

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we have no capital to pay these nominal expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy, which could result in our dissolution.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

While the actual terms of a transaction that management may not be a party to cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Section 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

As part of the "due diligence" investigation, our officers and directors will meet personally with key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

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

Competition

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be a significant competitive disadvantage compared to our competitors.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995". Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading "Management's Discussion and Analysis or Plan of Operations" the timing and expected profitable results of sales and the need for no additional financing.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amendment to Articles of Incorporation
3.3*	Bylaws
4.1*	Specimen Information Statement
10.1**	Share Purchase Agreement dated February 15, 2002

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's Schedule 13D dated February 22, 2002 incorporated herein by this reference.

Reports on Form 8-K

The Company filed a Form 8-K on February 20, 2002, with respect to a change in control of the Company, change of directors and change of address of principal offices.

The Company filed a Form 8-K on April 2, 2002 with respect to a change of certifying accountant.

The Company filed an Amendment to a Form 8-K (original reporting period of December 24, 2001) on May 14, 2002,with respect to a change of control of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002

CADDO ENTERPRISES INC.

Per: /s/ "Qing Chuan Yang"
Qing Chuan Yang,
President, Secretary and Treasurer