Form 10QSB
period 2002-06-30
CADDO ENTERPRISES INC
filed 2002-08-14
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

Class outstanding as of June 30, 2002, Common Stock, $0.0001: 500,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The following interim unaudited financial statements for the period ended June 30, 2002, have been prepared by the Company.

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129 1400 IBM Tower 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax:	(604)662-8899 (604)662-8809

_____________________________________________________________________________

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Caddo Enterprises, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheet of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of June 30, 2002, and the Statement of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders' Equity for the nine month period then ended in accordance with Statements on Standards for Accounting and Review Services Issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Caddo Enterprises, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
August 12, 2002

CADDO ENTERPRISES, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Retained Earnings (Deficit)

(In US Dollars)

(Unaudited)

	Cumulative From Inception Date on Sep. 19, 1997 to June 30,	Quarter Ended June 30,		Nine Months Ended June 30,	
	2002	2002	2001	2002	2001
Retained earnings (deficit), beginning of period		$ (33,054)	$ (23,870)	$ (18,602)	$ (9,555)
Net profit (loss) for the period	$ (38,354)	(5,300)	(1,970)	(19,752)	(16,285)
Retained earnings (deficit), end of period	$ (38,354)	$ (38,354)	$ (25,840)	$ (38,354)	$ (25,840)

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

Revenue Recognition

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. When the company has revenue, the Company will perform a review of its revenue recognition policies and determine that it is in compliance with SAB 101.

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

The amount of $14,997 as at June 30, 2002 is due to a related party, Mr. Qin Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4. CAPITAL STOCK

    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.
    Issued and outstanding common shares as at June 30, 2002, are as follows:

Note 5. INCOME TAXES

There is a loss of $38,354 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 6. FINANCIAL INSTUMENTS

The Company's financial instruments consist of prepaid expenses, accounts payable and accrued and due to related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14. PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qin chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operations

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Since the change of control of the Company on February 15, 2002, we have been seeking to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have been negotiating with several high tech companyies in China for potential acquisitions to the Company. No definitive agreements have been entered into as of the date of this filing.

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

Reports on Form 8-K

The Company filed an Amendment to a Form 8-K (original reporting period of December 24, 2001) on May 4, 2002,with respect to a change of control of the Company.

The Company filed a Form 8-K on April 2, 2002 and an amendment to the Form 8-K on June 24, 2002 with respect to a change of certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2002

CADDO ENTERPRISES INC.

Per: /s/ "Qing Chuan Yang"
Qing Chuan Yang,
President, Secretary and Treasurer