Form 10KSB
period 2002-09-30
CADDO ENTERPRISES INC
filed 2002-12-18
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________ Commission file number: 000-29023

Caddo Enterprises, Inc.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0210155 (I.R.S. Employer Identification No.)
101 - 7595 Westminster Highway Richmond, British Columbia, Canada (Address of principal executive offices)	V6X 3Y5 (Zip Code)
Issuer's telephone number (604) 214-0421

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. -0-

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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

PART I

Item 1. Description of Business

Caddo Enterprises, Inc. (referred to as "us," "we", "our" or the "Company"), was incorporated on September 23, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

We operate from our offices at Apt. 101, 7595 Westminster Highway, Richmond, British Columbia, Canada. Space is provided to the Company free of rent by Mr. Yang, the officer and director of the Company, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

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

Change of Control

On January 7, 2002 a change of control of the Company was affected, whereby Bob Hemmerling, former Director, Secretary and Treasurer of the Company, transferred, by way of a gift, 152,000 shares of Caddo to Garry Henry, who was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company on December 24, 2001.

On January 7, 2002 a change of control of the Company was affected, whereby Devinder Randhawa, former President, Chief Executive Officer, Chief Financial Officer and Director of the Company, transferred, by way of a gift, 127,500 shares of the Company to Laurie deBoer, who was appointed as Secretary, Treasurer and Director of the Company on December 24, 2001.

On February 15, 2002 a change of control of the Company was effected, whereby a Share Purchase Agreement was entered between Rd Capital Inc. (the "Vendor" and "Agent for the Shareholders") and Qing Chuan Yang (the "Purchaser") whereby the Purchaser purchased 500,000 common shares of Caddo Enterprises Inc. ("Caddo) for a total purchase price of US$230,000 (the "Purchase Price") from Gary Henry, Laurie De Boer, David Ward, Scott Mundell, Richard Newbury, Phil Morehouse, Ron Schlitt, Gurbakash Randhawa, Brahm Capital Ltd. and Dev Randhawa (collectively the "Shareholders"). The 500,000 common shares acquired by the Purchaser represents 100% of Caddo's total issued and outstanding share capital. The Purchase Price to be paid for the shares is as follows:

(a)    Cdn$180,000 (converted to US$ 113,208) was paid on February 1, 2002;

(b)    Cdn$ 26,790.57 (converted to US$16,842) will be paid on February 25, 2002; and

(c)    US$100,000 shall be paid within 10 days from the date that the Caddo Common Shares are traded        on the OTC Bulletin Board.

As a result of the change of control, on February 15, 2002, Garry Henry, Chairman and President and Laurie deBoer, Director, Secretary and Treasurer tendered their resignations, which were accepted. Neither director had a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Qing Chuan Yang, who would serve as President, Secretary and Treasurer was elected by unanimous consent. His election was approved by shareholders at the 2002 annual meeting.

Item 6. Plan of Operation

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

We have no full time employees. Our President and Secretary has agreed to allocate a portion of his time to our activities, without compensation. The officer anticipates that our business plan can be implemented by his devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to his limited time commitment. We do not expect any significant changes in the number of employees. See "Management."

Our officer and director may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all the companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

*	the available technical, financial and managerial resources;
*	working capital and other financial requirements;
*	history of operations, if any;
*	prospects for the future;
*	nature of present and expected competition;
*	the quality and experience of management services that may be available and the depth of that management; o the potential for further research, development, or exploration;
*	specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;
*	the potential for growth or expansion; o the potential for profit;
*	the perceived public recognition of acceptance of products, services, or trades;
*	name identification; and o other relevant factors.

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

SB-2 Filing

On November 8, 2000, we filed a Form SB-2 (File No. 333-49510) for the purpose of raising $200,000. After the change of control, the new board of directors decided to file a withdrawal of the Form SB-2 filing and a letter was sent to the Securities and Exchange Commission on May 15, 2002 to state this fact.

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

Item 7. Financial Statements

CADDO ENTERPRISES, INC.

Index to Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 Telephone: (604)662-8899
Suite 1400 - 701 West Georgia Street Fax: (604)662-8809
Vancouver, BC, Canada, V7Y 1C6 Email: moenandcompany@attcanada.net

__________________________________________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Caddo Enterprises, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheet of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of September 30, 2002, and the related Statements of Operations, Retained Earnings (Deficit), Cash Flows, and Changes in Stockholders' Equity for the year then ended.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Caddo Enterprises, Inc. as of September 30, 2001, were audited by other auditors whose report, dated December 7, 2001, expressed a qualified opinion on those statements relating to the Company's financial position at September 30, 2001 as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
December 17, 2002

CADDO ENTERPRISES, INC.
(A Nevada Corporation)
(A Development Stage Company)
Balance Sheets
September 30, 2002 and September 30, 2001
(In US Dollars)

	2002	2001
Assets		
Current Assets		
Prepaid expenses	$ 1,979	$ --
Deferred offering costs	10,753	14,860
	$ 12,732	$ 14,860
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 8,800	$ 2,452
Due to related party (note 3)	14,997	--
	23,797	2,452
Stockholders' Equity		
Capital stock (note 4)		
Authorized		
100,000,000 common shares at $0.0001 par value		
Issued		
500,000 common shares	50	50
Additional paid in capital	30,960	30,960
	31,010	31,010
Deficit, accumulated during the development stage (note 2)	(42,075)	(18,602)
	(11,065)	12,408
	$ 12,732	$ 14,860

Approved on behalf of the board:

"Qin Chuan Yang" , Director

CADDO ENTERPRISES, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

From Date of Inception on September 23, 1997 to September 30, 2002

(In U.S. Dollars)

	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Deficit Accumulated During The Development Stage	Total Stockholders' Equity
9/23/97 issuance of common stock for compensation	500,000	$50		$50		$50
Net loss for the year ended September 30, 1997					(50)	(50)
Balance, September 30, 1997	500,000	50		50	(50)	
Net loss for the year ended September 30, 1998						
Balance, September 30, 1998	500,000	50		50	(50)	
9/30/99 expenses paid by third party on behalf of the Company			398	398		398
Net loss for the year ended September 30, 1999					(1,898)	(1,898)
Balance, September 30, 1999	500,000	50	398	448	(1,948)	(1,500)
9/30/00 expenses paid by third party on behalf of the Company			7,607	7,607		7,607
Net loss for the year ended September 30, 2000					(7,607)	(7,607)
Balance, September 30, 2000	500,000	50	8,005	8,055	(9,555)	(1,500)
9/30/01 expenses paid by third party on behalf of the Company			22,955	22,955		22,955
Net loss for the year ended September 30, 2001					(9,047)	(9,047)
Balance, September 30, 2001	500,000	50	30,960	31,010	(18,602)	12,408
Net loss for the year ended September 30, 2002					(23,473)	(23,473)
Balance, September 30, 2002	500,000	$50	$30,960	$31,010	$(42,075)	$(11,065)

See Accompanying Notes and Independent Auditor's Report

Notes to Financial Statements

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 23, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation. The date of inception is also September 23, 1997.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Moen & Company was retained to audit the financials of the Company as of March 28, 2002. The change of auditor was approved by majority consent of the board of directors. The accountant's report on the financial statements for the past year ended September 30, 2001 does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has contacted its previous auditor, Cordovano & Harvey, Certified Public Accountants and there are no disagreements between the Company and the previous auditor, Cordovano & Harvey, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports for the two most recent fiscal years and the subsequent interim periods preceding their dismissal. Furthermore, the former accountant's report for the financial statements for the past year did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

It is not anticipated that the reports of Moen & Company will contain any adverse opinion or disclaimer or opinion, with the exception of a standard "going concern" qualification, if applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

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

Name	Age	Position
Qing Chuan Yang	33	President, Secretary, Treasurer and Director

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

Resumes

Mr. Yang was appointed President, Secretary and Treasurer on February 15, 2001. Mr. Yang immigrated to Canada in June, 2000. In February, 1997, Mr. Yang established Qinye Enterprises Limited in Chong Quing, China. This company has been carrying Real Estate Development projects in Chong Quing, China. From February 1993 to August, 1994, Mr. Yang worked in Thailand for local companies. In August, 1994, Mr. Yang established Three Stars Trading Company in Thailand which imports textiles from China to Thailand. He was the President of the company. From September, 1991 to February, 1993, Mr. Yang worked as an assistant executive at the Chong Quing branch of the Bank of China. Mr. Yang graduated in 1991 from Quemin Institute of Technology in China majoring in Business Administration.

Item 10. Executive Compensation

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of our securities, as well as the securities beneficially owned by all our directors and officers. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Qing Chuan Yang Apt. 101 - 7595 Westminster Highway Richmond, BC	500,000	100%

Item 12. Certain Relationships and Related Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K

EXHIBITS

3.1* Amendment to Articles of Incorporation

3.2* Bylaws

3.3* Specimen Informational Statement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, file no. 000-29023, dated January 19, 2000, and incorporated herein by this reference.

Reports on Form 8-K

None

Item 14. Signature and Filing of Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caddo Enterprises, Inc.

By /s/ Qing Chuan Yang
    Qing Chuan Yang, President, Secretary, Treasurer and Director

Date: December 18, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Caddo Enterprises, Inc.

By /s/ Qing Chuan Yang
    Qing Chuan Yang
    President, Secretary, Treasurer and Director

Date: December 18, 2002

CERTIFICATIONS*

I, Qing Chuan Yang, certify that:

1. I have reviewed this annual report on Form 10-KSB of Caddo Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ Qing Chuan Yang
Qing Chuan Yang
President, Secretary, Treasurer and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.