Form 10KSB/A
period 2002-09-30
CADDO ENTERPRISES INC
filed 2002-12-18
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

The amount of $14,997 as at September 30, 2002 is due to a related party, Mr. Qin Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4.  CAPITAL STOCK

    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.
    Issued and outstanding common shares as at September 30, 2002, are as follows:
	Issued Date	Number of Shares	Par Value	Additional Paid-in Capital	Total
issuance for compensation	9/23/97	500,000	$50		$50
expenses paid by third part on behalf of the Company:	9/30/99			398	398
	9/30/00			7,607	7,607
	9/30/01	500,000	$50	22,955	22,955
Balance, September 30, 2002		500,000	$50	$30,960	$31,010

Note 5.  INCOME TAXES

There is a loss of $42,075 carried forward that may be applied towards future profits.

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

Note 7.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14.  PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qin chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at September 30, 2002.

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