Form 10QSB
period 2002-12-31
CADDO ENTERPRISES INC
filed 2003-02-14
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 000-29023

CADDO ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0210155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7995 Westminster Highway, Apt. 101, Richmond, British Columbia, Canada, V6X 3Y5
(Address of principal executive offices)
(604) 214-0421
(Issuer's Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

Class outstanding as of December 31, 2002: Common Stock, $0.0001: 500,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 IBM Tower 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax:	(604)662-8899 (604)662-8809

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Caddo Enterprises, Inc.
(A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheet of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of December 31, 2002, and the Statement of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders' Equity for the three month period then ended in accordance with Statements on Standards for Accounting and Review Services Issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Caddo Enterprises, Inc.

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

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
February 12, 2003

CADDO ENTERPRISES, INC.

(A Nevada Corporation)
(A Development Stage Company)
Balance Sheets
December 31, 2002 and December 31, 2001
(In US Dollars)
(Unaudited)

	2002	2001
Assets		
Current Assets		
Deferred offering costs	$ 10,753	$ 16,636
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 11,870	$ 5,883
Due to related party (note 3)	14,997	--
	26,867	5,883
Stockholders' Equity		
Capital stock (note 4)		
Authorized		
100,000,000 common shares at $0.0001 par value		
Issued		
500,000 common shares	50	50
Additional paid in capital	30,960	30,960
	31,010	31,010
Deficit, accumulated during the development stage (note 2)	(47,124)	(20,257)
	(16,114)	10,753
	$ 10,753	$ 16,636

Approved on behalf of the board:

"Qin Chuan Yang", Director

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

The amount of $14,997 as at December 31, 2002 is due to a related party, Mr. Qin Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4. CAPITAL STOCK

    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.
    Issued and outstanding common shares as at December 31, 2002, are as follows:

Note 5. INCOME TAXES

There is a loss of $47,124 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 6. FINANCIAL INSTUMENTS

The Company's financial instruments consist of accounts payable and accrued and due to related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2002, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14. PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qin chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operations

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Since the change of control of the Company on February 15, 2002, we have been seeking to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have been negotiating with several high tech companies in China for potential acquisitions to the Company. No definitive agreements have been entered into as of the date of this filing.

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

Dated: February 15, 2003

CADDO ENTERPRISES INC.

Per: /s/ "Qing Chuan Yang"
Qing Chuan Yang,
President, Secretary and Treasurer
(who also performs the function of principal financial officer and principal accounting officer)

I, Qing Chuan Yang, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Longbow Mining Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ " Qing Chuan Yang " Qing Chuan Yang President, Secretary and Treasurer (who also performs the function of principal financial officer and principal accounting officer) February 15, 2003