Form 10QSB
period 2003-03-31
CADDO ENTERPRISES INC
filed 2003-05-14
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2003

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

Outstanding as of March 31, 2003: Common Stock, $0.0001: 500,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 IBM Tower 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax:	(604)662-8899 (604)662-8809

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of

Caddo Enterprises, Inc.

(A Nevada Corporation)

(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of March 31, 2003 and March 31, 2002, and the Statement of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services Issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Caddo Enterprises, Inc.

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

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada

May 7, 2003

CADDO ENTERPRISES, INC.

(A Nevada Corporation)
(A Development Stage Company)
Balance Sheets
March 31, 2003 and March 31, 2002
(In US Dollars)
(Unaudited)

	2003	2002
Assets		
Current Assets		
Prepaid expenses	$ --	$ 5,000
Deferred offering costs	10,753	10,753
	$ 10,753	$ 15,753
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 4,660	$ 2,800
Due to related party (note 3)	25,437	14,997
	30,097	17,797
Stockholders' Equity		
Capital stock (note 4)		
Authorized		
100,000,000 common shares at $0.0001 par value		
Issued		
500,000 common shares	50	50
Additional paid in capital	30,960	30,960
	31,010	31,010
Deficit, accumulated during the development stage (note 2)	(50,354)	(33,054)
	(19,344)	(2,044)
	$ 10,753	$ 15,753

Approved on behalf of the board:

"Qin Chuan Yang", Director

CADDO ENTERPRISES, INC.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Date of Inception on September 23, 1997 to March 31, 2003
(In U.S. Dollars)
(Unaudited)

	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Deficit Accumulated During The Development Stage	Total Stockholders' Equity
9/23/97 issuance of common						
stock for compensation	500,000	$50		$50		$50
Net loss for the year ended September 30, 1997					(50)	(50)
Balance, September 30, 1997	500,000	50		50	(50)	
Net loss for the year ended September 30, 1998						
Balance, September 30, 1998	500,000	50		50	(50)	
9/30/99 expenses paid by third						
party on behalf of the Company			398	398		398
Net loss for the year ended September 30, 1999					(1,898)	(1,898)
Balance, September 30, 1999	500,000	50	398	448	(1,948)	(1,500)
9/30/00 expenses paid by third						
party on behalf of the Company			7,607	7,607		7,607
Net loss for the year ended September 30, 2000					(7,607)	(7,607)
Balance, September 30, 2000	500,000	50	8,005	8,055	(9,555)	(1,500)
9/30/01 expenses paid by third						
party on behalf of the Company			22,955	22,955		22,955
Net loss for the year ended September 30, 2001					(9,047)	(9,047)
Balance, September 30, 2001	500,000	50	30,960	31,010	(18,602)	12,408
Net loss for the year ended September 30, 2002					(23,473)	(23,473)
Balance, September 30, 2002	500,000	50	30,960	31,010	(42,075)	(11,065)
Net loss for the six months ended March 31, 2003					(8,279)	(8,279)
Balance, March 31, 2003	500,000	$50	$30,960	$31,010	$(50,354)	$(19,344)

See Accompanying Notes and Independent Accountants' Review Report

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The amount of $25,437 as at March 31, 2003 (2002 - $14,997) is due to a related party, Mr. Qin Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4.    CAPITAL STOCK

a)    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.

b)    Issued and outstanding common shares as at March 31, 2003, are as follows:

Note 5. INCOME TAXES

There is a loss of $50,354 carried forward that may be applied towards future profits.

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

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 14. PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qin chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operations

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Dated: May 13, 2003

CADDO ENTERPRISES INC.

Per: /s/ "Qing Chuan Yang"
Qing Chuan Yang,
President, Secretary and Treasurer
(who also performs the function of principal financial officer and principal accounting officer)

I, Qing Chuan Yang, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Caddo Enterprises Inc.

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

(Signature) (Title) (Date)	/s/ " Qing Chuan Yang " Qing Chuan Yang President, Secretary and Treasurer (who also performs the function of principal financial officer and principal accounting officer) May 13, 2003