Form 10QSB
period 2003-06-30
CADDO ENTERPRISES INC
filed 2003-08-18
CIK 1094373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

Outstanding as of August 15, 2003: Common Stock, $0.0001: 500,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of

Caddo Enterprises, Inc.

(A Nevada Corporation)

(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Caddo Enterprises, Inc. (A Nevada Corporation) (A Development Stage Company) as of June 30, 2003 and June 30, 2002, and the Statement of Operations, Retained Earnings (Deficit), Cash Flows and Changes in Stockholders' Equity for the nine month periods then ended in accordance with Statements on Standards for Accounting and Review Services Issued by the America Institute of Public Accountants. All information included in these financial statements is the representation of Caddo Enterprises, Inc.

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

August 8, 2003

CADDO ENTERPRISES, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

From Date of Inception on September 23, 1997 to June 30, 2003

(In U.S. Dollars)

(Unaudited)

Deficit Accum-
Number of	Additional	Total	ulated During	Total
Common	par	Paid-in	Capital	The Develop-	Stockholders'
Shares	Value	Capital	Stock	ment Stage	Equity

9/23/97 issuance of common
stock for compensation	500,000	$50	$50	$50
Net loss for the year ended September 30, 1997	(50)	(50)
Balance, September 30, 1997	500,000	50	50	(50)
Net loss for the year ended September 30, 1998
Balance, September 30, 1998	500,000	50	50	(50)
9/30/99 expenses paid by third
party on behalf of the Company	398	398	398
Net loss for the year ended September 30, 1999	(1,898)	(1,898)

Balance, September 30, 1999	500,000	50	398	448	(1,948)	(1,500)
9/30/00 expenses paid by third
party on behalf of the Company	7,607	7,607	7,607
Net loss for the year ended September 30, 2000	(7,607)	(7,607)
Balance, September 30, 2000	500,000	50	8,005	8,055	(9,555)	(1,500)
9/30/01 expenses paid by third
party on behalf of the Company	22,955	22,955	22,955
Net loss for the year ended September 30, 2001	(9,047)	(9,047)
Balance, September 30, 2001	500,000	50	30,960	31,010	(18,602)	12,408
Net loss for the year ended September 30, 2002	(23,473)	(23,473)
Balance, September 30, 2002	500,000	50	30,960	31,010	(42,075)	(11,065)
Net loss for the nine months ended June 30, 2003	(11,556)	(11,556)
Balance, June 30, 2003	500,000	$50	$30,960	$31,010	$(53,631)	$(22,621)

See Accompanying Notes and Independent Accountants' Review Report
CADDO ENTERPRISES, INC. (A Nevada Corporation) (A Development Stage Company) Balance Sheets June 30, 2003 and June 30, 2002 (In US Dollars) (Unaudited)
2003	2002
Assets
Current Assets
Prepaid expenses	$--	$5,000
Deferred offering costs	10,753	10,753
$10,753	$15,753

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued	$6,921	$8,100
Due to related party (note 3)	26,453	14,997
33,374	23,097
Stockholders' Equity
Capital stock (note 4)
Authorized
100,000,000 common shares at $0.0001 par value
Issued
500,000 common shares	50	50
Additional paid in capital	30,960	30,960
31,010	31,010
Deficit, accumulated during the development stage (note 2)	(53,631)	(38,354)
(22,621)	(7,344)
$10,753	$15,753

Approved on behalf of the board:
"Qin Chuan Yang"	, Director
CADDO ENTERPRISES, INC. (A Nevada Corporation) (A Development Stage Company) Statements of Operations (In US Dollars) (Unaudited)
Cumulative From
Inception Date
on Sep. 23, 1997	Quarter Ended June 30,	Nine Months Ended June 30,
to June 30,
2003	2003	2002	2003	2002

Administration Costs
Accounting	$21,381	$2,171	$2,800	$6,831	$5,600
Legal	28,823	1,106	2,500	4,725	14,152
License, dues and insurance	762	--	--	--	--
Office costs	2,615	--	--	--	--
Stock-based compensation	50	--	--	--	--

53,631	3,277	5,300	11,556	19,752
Loss for the period	$53,631	$3,277	$5,300	$11,556	$19,752
Basic loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average number of common shares used to compute basic and fully diluted loss per share
500,000	500,000	500,000	500,000

CADDO ENTERPRISES, INC. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (In US Dollars) (Unaudited)

	Cumulative From
	Inception Date
	on Sep. 23, 1997	Quarter Ended June 30,		Nine Months Ended June 30,
	to June 30,
	2003	2003	2002	2003	2002
Retained earnings (deficit),
beginning of period		$(50,354)	$(33,054)	$(42,075)	$(18,602)
Net profit (loss) for the period	$(53,631)	(3,277)	(5,300)	(11,556)	(19,752)
Retained earnings (deficit),
end of period	$(53,631)	$(53,631)	$(38,354)	$(53,631)	$(38,354)

CADDO ENTERPRISES, INC. (A Nevada Corporation) (A Development Stage Company) Statement of Cash Flows (In US Dollars) (Unaudited)
	Cumulative From
	Inception Date
	on Sep. 23, 1997	Quarter Ended June 30,		Nine Months Ended June 30,
	to June 30,
	2003	2003	2002	2003	2002
Cash derived from (used for)
Operating activities
Loss for the period	$(53,631)	$(3,277)	$(5,300)	$(11,556)	$(19,752)
Item not requiring use of cash
Stock-based compensation	50	--	--	--	--
Changes in non-cash
working capital items
Prepaid expenses	--	--	--	1,979	(5,000)
Accounts payable and accrued	6,921	2,261	5,300	(1,879)	5,648
Investing activities
	(46,660)	(1,016)	--	(11,456)	(19,104)

Deferred offering costs	(10,753)	--	--	--	4,107
	(10,753)	--	--	--	4,107
Financing activities
Additional paid-in capital	30,960	--	--	--	--
Due to related party	26,453	1,016	--	11,456	14,997
	57,413	1,016	--	11,456	14,997
Cash, increase (decrease)
during the period	--	--	--	--	--
Cash, beginning of period	--	--	--	--	--
Cash, end of period	$--	$--	$--	$--	$--

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

The amount of $26,453 as at June 30, 2003 (2002 - $14,997) is due to a related party, Mr. Qin Chuan Yang. This amount is unsecured, non interest bearing, with no specific terms of repayment.

Note 4. CAPITAL STOCK

    Authorized: 100,000,000 common shares with a par value of $0.0001 per share.
    Issued and outstanding common shares as at June 30, 2003, are as follows:

Note 5. INCOME TAXES

There is a loss of $53,631 carried forward that may be applied towards future profits.

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

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 8. PROPOSED ACQUISITION

The Company proposes to acquire a suitable high tech company. The President and Director of the Company, Mr. Qin chuan Yang, is negotiating with several high tech companies in China as potential acquisition for the Company. No definitive agreements have been entered into at June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operations

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Dated: August 15, 2003

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

(Signature) (Title) (Date)	/s/ " Qing Chuan Yang " Qing Chuan Yang President, Secretary and Treasurer (who also performs the function of principal financial officer and principal accounting officer) August 15, 2003